Form 10-K
period 1998-12-31
REGENCY OFFICE PARTNERSHIP L P
filed 1999-03-17
CIK 1066252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549
                                    FORM 10-K

(X)          ANNUAL REPORT  PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES  EXCHANGE ACT OF
             1934 For the fiscal year ended  December
             31, 1998

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
              For the transition period from              to
                                            ------------

                       Commission File Number 333-63723-06

                        REGENCY OFFICE PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)

                    Delaware                                 59-3402467
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  identification No.)

          121 West Forsyth Street, Suite 200            (904) 356-7000
          Jacksonville, Florida    32202            (Registrant's telephone No.)
          (Address of principal executive offices)  (zip code)

    Securities  registered  pursuant to Section 12(b)of the Act:

                                      NONE
                                (Title of Class)


                     (Name of exchange on which registered)

    Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (x)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    (X)

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant and the approximate number of shares of Registrant's voting common stock outstanding is not applicable.

                       Documents Incorporated by Reference
                                      None

                                TABLE OF CONTENTS

                                   Form 10-K
Item
No.
Report Page

This filing constitutes a special financial report pursuant to Rule 5d-2 of the Securities Exchange Act of 1934. This report contains only the financial statements of the registrant for 1998, the last full fiscal year preceding the fiscal year in which the registrant's registration statement on Form S-4 (No. 333-63723) became effective.

                                     PART IV

Item 14.
 Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............1

     (a) Financial Statements and Financial Statement Schedules:

The financial statements together with the report of KPMG LLP dated February 1, 1999, are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K: None

(c) Exhibits:

         23.Consent of KPMG LLP

         27.Financial Data Table

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REGENCY OFFICE PARTNERSHIP, L.P.
                                 By: REGENCY CENTERS, L.P.,
                                     General Partner
                                 By: REGENCY REALTY CORPORATION,
                                     General Partner

Date:    March 17, 1999              By:   /s/ Martin E. Stein, Jr.
                                           ------------------------
                                      Martin E Stein, Jr., Chairman of the Board
                                      and Chief Executive Officer

Date:    March 17, 1999              By:   /s/ Bruce M. Johnson
                                           --------------------
                                         Bruce M. Johnson, Managing Director and
                                         Principal Financial Officer

Date:    March 17, 1999              By:   /s/ J. Christian Leavitt
                                           ------------------------
                                    J. Christian Leavitt, Senior Vice President,
                                        Finance and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 17, 1999             /s/ Martin E. Stein, Jr.
                                     ------------------------
                                     Martin E. Stein, Jr., Chairman of the Board
                                     and Chief Executive Officer

Date:    March 17, 1999             /s/ Mary Lou Rogers
                                    -------------------
                                    Mary Lou Rogers, President, Chief Operating
                                    Officer and Director

Date:    March 17, 1999            /s/ Thomas B. Allin
                                   -------------------
                                   Thomas B. Allin, Director

Date:    March 17, 1999            /s/ Raymond L. Bank
                                   -------------------
                                   Raymond L. Bank, Director

Date:    March 17, 1999            /s/ A. R. Carpenter
                                   A. R. Carpenter, Director

Date:    March 17, 1999            /s/ Jeffrey A. Cozad
                                   --------------------
                                   Jeffrey A. Cozad, Director

Date:    March 17, 1999            /s/ J. Dix Druce, Jr.
                                   ---------------------
                                   J. Dix Druce, Jr., Director

Date:    March 17, 1999            /s/ John T. Kelley
                                   ------------------
                                   John T. Kelley, Director

Date:    March 17, 1999            /s/ Douglas S. Luke
                                   -------------------
                                   Douglas S. Luke, Director

Date:    March 17, 1999            /s/ John C. Schweitzer
                                   ----------------------
                                   John C. Schweitzer, Director

Date:    March 17, 1999            /s/ Lee Wielansky
                                   Lee Wielansky, Director

Date:    March 17, 1999            /s/ Terry N. Worrell
                                   --------------------
                                   Terry N. Worrell, Director

                          Independent Auditors' Report




The Partners
Regency Office Partnership, L.P.:

We have audited the accompanying balance sheets of Regency Office Partnership, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Office Partnership, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                 KPMG LLP


Jacksonville, Florida
February 28, 1999

                   REGENCY OFFICE PARTNERSHIP, L.P.

                         Balance Sheets

                    December 31, 1998 and 1997

                                                    1998                 1997
                                                ------------      -------------

Assets

Cash restricted for tenants' security deposits      $ 47,099              62,852

Property and buildings, at cost (note 2):
Land                                               7,394,905                  --
Buildings and improvements                        26,811,187                  --
                                                 ------------      -------------

                                                  34,206,092                  --
Less accumulated depreciation                       (566,209)                 --
                                                 ------------      -------------

Net property and buildings                        33,639,883                  --
                                                 ------------      -------------


                                                          --          19,258,232
                                                 ------------      -------------



Accounts receivable and other assets                 227,946              41,894
Deferred leasing costs, less accumulated
  amortization (note 4)                                8,521             278,771
                                                 ------------      -------------

    Total other assets                               236,467             320,665
                                                 ------------      -------------

                                                $ 33,923,449          19,641,749
                                                =============      =============

Liabilities and Partners' Capital


Accounts payable and other liabilities             $ 125,541              87,142
Tenants' security deposits                            47,099              62,852
                                                 ------------      -------------

    Total liabilities                                172,640             149,994
                                                -------------     --------------


                                                  33,750,809          19,491,755
                                                 ------------      -------------

                                                $ 33,923,449          19,641,749
                                                 ============      =============


See accompanying notes to financial statements.

                         REGENCY OFFICE PARTNERSHIP, L.P.

                                Statement of Operations

                   Years ended December 31, 1998, 1997 and 1996

                                        1998              1997              1996
                                   ------------      ------------   ------------


Revenues:
Rental income (note 3)            $ 3,440,366         4,136,367        4,026,288
Tenant reimbursements                 517,374           496,029          443,574
Other income                           11,033            52,597           28,486
                                 ------------       ------------     -----------

Total revenues                      3,968,773         4,684,993        4,498,348
                                 ------------       ------------    ------------



Expenses:
Operating and maintenance (note 4)    270,072           661,970          610,493
Depreciation                          566,209           675,588          662,411
General and administrative            310,145           309,874          240,471
Utilities                              87,062           472,036          492,209
Real estate taxes                     334,875           447,478          440,128
Amortization of deferred leasing
costs                                 279,991           179,451           70,710
Interest                                   --           290,127          444,666
                                 ------------        -----------    ------------

Total expenses                      1,848,354         3,036,524        2,961,088
                                 ------------        -----------    ------------


Income before gain
on sale of real estate              2,120,419         1,648,469        1,537,260

Gain on sale of real estate
(note 2)                           10,725,974           450,902               --
                                 ------------      ------------     ------------


Net income                       $ 12,846,393         2,099,371        1,537,260
                                 ============      ============     ============



See accompanying notes to financial statements.

                              REGENCY OFFICE PARTNERSHIP, L.P.

                              Statements of Partners' Capital

                       Years ended December 31, 1998, 1997 and 1996



                                                                   Total
                                                                 Partners'
                                                                  Capital
                                                        --------------------


Balance at December 31, 1995                         $            16,885,087

Net cash contributions (distributions)                           (1,828,008)

Net income                                                         1,537,260
                                                        --------------------


Balance at December 31, 1996                                     16,594,339

Net cash contributions (distributions)                              798,045

Net income                                                        2,099,371
                                                        --------------------


Balance at December 31, 1997                                      19,491,755

Net cash contributions (distributions)                             1,412,661

Net income                                                        12,846,393
                                                        --------------------


Balance at December 31, 1998                         $            33,750,809
                                                        ====================




See accompanying notes to financial statements.

                       REGENCY OFFICE PARTNERSHIP, L.P.

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                 1998        1997           1996
                                              ---------   ----------   ---------
Cash flows from operating activities:
Net income                                   $12,846,393   2,099,371   1,537,260
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                     566,209     675,588     662,411
Amortization of deferred leasing costs           279,991     179,451      70,710
Deferred leasing costs                            (9,741)   (208,305)  (116,563)
Gain on sale of real estate                  (10,725,974)   (450,902)         --
Changes in assets and liabilities:
Accounts receivable and other assets            (186,052      20,163    (20,594)
Accounts payable and other liabilities            38,399      66,770    (36,369)
Cash restricted for tenants' security
deposits                                          15,753     (11,618)      (623)
Tenants' security deposits                       (15,753)     11,618         623
                                                 --------   ---------   --------
Net cash provided by operating activities      2,809,225   2,382,136   2,096,855
                                               ----------  ---------- ----------

Cash flows from investing activities:
Proceeds from sale of real estate             29,984,206   2,645,229          --
Purchase of and additions to property
and buildings                                (34,206,092)   (568,650)  (250,430)
                                               ----------  ----------  ---------
Net cash provided by(used in)
investing activities                           (4,221,886)  2,076,579  (250,430)
                                               ----------  ---------- ----------

Cash flows from financing activities:
Principal payments on mortgage loan                    --  (5,256,760)  (60,768)
Net cash contributions (distributions)          1,412,661     798,045(1,828,008)
                                               ----------  ---------- ----------
Net cash provided by (used in)
financing activities                            1,412,661 (4,458,715)(1,888,776)
                                               ----------  ---------- ----------

Net change in cash                                    --          --    (42,351)

Cash at beginning of year                             --          --      42,351
                                               ----------  ---------- ----------

Cash at end of year                               $   --          --          --
                                               ==========  ==========  =========

Supplemental disclosure of cash flow
information
Cash paid for interest                             $  --     302,627     444,666
                                                ==========  ========== =========


See accompanying notes to financial state

                        REGENCY OFFICE PARTNERSHIP, L.P.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




(1)    Summary of Significant Accounting Policies

       (a)    Partnership Structure

              Regency Office Partnership, L.P. (the Partnership) was formed as a Florida partnership for the purpose of acquiring, leasing and operating shopping centers and office buildings.

              The Partnership interest is currently held 99% by Regency Centers, L.P., a Florida partnership (RCLP), as general partner, and 1% by Regency Realty Corporation, RCLP's parent. Prior to February 23, 1998, the Partnership was owned 100% by two wholly owned subsidiaries of Regency Realty Corporation.

       (b)    Method of Accounting

              The accompanying financial statements were prepared on the accrual basis of accounting. No provision for income taxes is made because any liability for income taxes is that of the individual Partners and not that of the Partnership.

       (c)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
              Actual results could differ from those estimates.

       (d)    Property and Buildings

              Property and building are recorded at cost. Major additions and improvements to property and buildings are capitalized to the property accounts, while replacements, maintenance, and repairs which do not improve or extend the useful lives of the respective assets are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and buildings, which is 39 years for buildings and
              improvements   and  the  life  of  the  lease   term  for   tenant
              improvements.

                        REGENCY OFFICE PARTNERSHIP, L.P.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




       (e)    Revenue Recognition

              The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. During 1996, the Partnership collected cash of $28,128 in excess of minimum rent recorded related to the impact of recognizing rent on a straight-line basis. Contingent rentals are included in income in the period earned.

       (f)    Deferred Costs

              Deferred  costs  consist  of costs  associated  with  leasing  the
              property.   Such  costs  are  deferred  and  amortized  using  the
              straight-line method over the terms of the respective leases.

       (g)    Cash and Cash Equivalents

              For the purposes of the statement of cash flows, the Partnership considers all instruments with a maturity of 90 days or less at purchase to be cash equivalents.

       (h)    Impairment of Long-Lived Assets

              The Partnership follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
              Recoverablility of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair value.


(2)    Sale of Office Buildings and Purchase of Shopping Centers

       During 1997 and 1996, the operations of the Partnership were generated from the rental of four office properties. Those properties were (1) Quadrant, a 188,502 square foot property located in Jacksonville, Florida, constructed and acquired in 1985 for approximately $17.9 million, (2) Paragon Cable Building, a 40,298 square foot property located in Tampa, Florida, constructed and acquired in 1993 for approximately $3.0 million, (3) Westland One, a 36,304 square foot property located in Jacksonville, Florida, constructed and acquired in 1988 for approximately $2.0 million, and (4) Fairway Executive Center, a 33,135 square foot property located in Fort Lauderdale, Florida. On December 22, 1997 the Partnership sold Fairway Executive Center for $2,645,229 which resulted in a gain of $450,902.

                        REGENCY OFFICE PARTNERSHIP, L.P.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




       In December 1997, the partnership classified all of its office buildings as held for sale. Accordingly, no depreciation has been recorded on such properties from that point forward. During the first six months of 1998 the Partnership sold the remaining three office properties for a net sales price of $29,984,206, and recorded a gain of $10,725,974.

       During 1998, prior to their sale, the office buildings generated $187,800 in income before gain on sale of real estate. Subsequent to the sales of the office properties, the Partnership purchased two shopping centers. Cherry Grove, a 186,040 square foot property, constructed in 1997, located in Cincinnati, Ohio, was purchased for $16,243,443, and Bloomingdale Square, a 267,935 square foot property, constructed in 1987, located in Tampa, Florida, was purchased for $17,962,650. At December 31, 1998, Cherry Grove and Bloomingdale Square had accumulated depreciation of $265,335 and $300,874, respectively, and had a combined net cost, for federal income tax purposes, of $28.6 million.


(3)    Leases

       The Partnership has various tenant leases with terms that expire through 2021. Based on the sales and subsequent purchases of rental property described in note 2, the following future minimum rental payments reflect the leases related to the Partnership's current rental properties only, Cherry Grove and Bloomingdale Square:

                         Year ending December 31,        Amount

                               1999            $        3,304,241
                               2000                     3,164,758
                               2001                     2,817,471
                               2002                     2,394,313
                               2003                     1,963,670
                               Thereafter              14,409,125
                                                 ----------------
                                               $       28,053,578
                                                 ================
       Most tenants are responsible for payment or reimbursement of their proportionate share of taxes, insurance, and common area expenses.

       During 1998, Kroger and WalMart paid base rents totaling $518,515 and $371,754, respectively, which exceeded 10% of the total minimum rent earned by the Partnership. In each of 1997 and 1996, two office building tenants paid minimum rent of $1,228,764, which exceeded 10% of the total minimum rent earned by the Partnership.

                        REGENCY OFFICE PARTNERSHIP, L.P.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




(4)    Related Party Transactions

       The Partnership paid fees for property management to RCLP of $151,454, $172,194 and $166,172 for the years ended December 31, 1998, 1997, and 1996, respectively. In addition, during 1996 the Partnership paid RRG, an affiliate of RCLP, $45,000 for asset management services.

       The Partnership paid tenant lease commissions to RCLP of $9,741, $208,305, and $116,563 or the years ended December 31, 1998, 1997, and
       1996, respectively. Such payments have been recorded as deferred leasing costs in the accompanying balance sheets.